Form 10-Q
period 2026-06-30
Catalyst Acquisition Corp.
filed 2026-09-10
CIK 2104391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-43418

CATALYST ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	30-1472067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1007 Ocean Avenue, Suite 501 Santa Monica, California	90403
(Address of principal executive offices)	(Zip Code)

(310) 404-1687

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class Ordinary Share and one Right	CATLU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	CATL	The Nasdaq Stock Market LLC

Rights, each entitling the holder to receive one-seventh (1/7) of one Class A Ordinary Share	CATLR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of September 10, 2026, there were 21,420,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

CATALYST ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 27, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Co-Chief Executive Officers and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 29, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Catalyst Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $6,345,000 (or up to $6,900,000 in the aggregate if the Over-Allotment Option (as defined below) is exercised in full) to which the Underwriter (as defined below) is entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 29, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 7, 2026;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on July 8, 2026, as amended, and declared effective on July 27, 2026 (File No. 333-297309);

●	“Letter Agreement” are to the Letter Agreement, dated July 27, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,150,000 units that were purchased by the Underwriter pursuant to the partial exercise of the Over-Allotment Option;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriter has to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised on August 4, 2026;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated July 27, 2026, which we entered into with our Sponsor;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-seventh (1/7) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right (as defined below);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 27, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Catalyst Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $211,500,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering, Option Units and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering and the Underwriter’s partial exercise of the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 27, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriter” are to Santander US Capital Markets LLC, the underwriter of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 27, 2026, which we entered into with the Underwriter;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CATALYST ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Share subscription receivable	$25,000	$—
Prepaid expenses	1,858	—
Total current assets	26,858	—
Deferred offering costs	182,046	48,015
Total Assets	$208,904	$48,015

Liabilities and Shareholder’s Deficit
Current Liabilities
Accrued offering costs	$105,496	$10,515
Accrued expenses	20,750	—
Advances from related party	7,200	63,018
IPO Promissory Note – related party	153,534	—
Total current liabilities	286,980	73,533
Total Liabilities	286,980	73,533

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 and 1 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively(1)(2)	575	—
Additional paid-in capital	24,425	—
Accumulated deficit	(103,076)	(25,518)
Total Shareholder’s Deficit	(78,076)	(25,518)
Total Liabilities and Shareholder’s Deficit	$208,904	$48,015

(1)	Includes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the Underwriter (Note 5).
(2)	On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option. As a result, 287,500 Founder Shares are no longer subject to forfeiture and 462,500 Founder Shares remain subject to forfeiture (Notes 5 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATALYST ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30,	For the Six Months ended June 30,
	2026	2026

General and administrative expenses	$33,679	$77,558
Loss from operations	(33,679)	(77,558)
Net loss	$(33,679)	$(77,558)
Basic and diluted weighted average Class B Ordinary Shares outstanding(1)(2)	5,000,000	5,000,000
Basic and diluted net loss per Class B Ordinary Share	$(0.01)	$(0.02)

(1)	Excludes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the Underwriter (Note 5).
(2)	On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option. As a result, 287,500 Founder Shares are no longer subject to forfeiture, and 462,500 Founder Shares remain subject to forfeiture (Note 5 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATALYST ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares(1)(2)	Amount	Shareholder	Capital	Deficit	Deficit
Balance as of December 31, 2025	—	$—	1	$—	$—	$—	$(25,518)	$(25,518)
Surrender of Class B Ordinary Share issued to Sponsor	—	—	(1)	—	—	—	—	—
Class B Ordinary Share issued to Sponsor	—	—	5,750,000	575	(25,000)	24,425	—	—
Net loss	—	—	—	—	—	—	(43,879)	(43,879)

Balance as of March 31, 2026 (Unaudited)	—	—	5,750,000	575	(25,000)	24,425	(69,397)	(69,397)
Reclassification of share subscription receivable	—	—	—	—	25,000	—	—	25,000
Net loss	—	—	—	—	—	—	(33,679)	(33,679)

Balance as of June 30, 2026 (Unaudited)	—	$—	5,750,000	$575	$—	$24,425	$(103,076)	$(78,076)

(1)	Includes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the Underwriter (Note 5).
(2)	On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option. As a result, 287,500 Founder Shares are no longer subject to forfeiture and 462,500 Founder Shares remain subject to forfeiture (Notes 5 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATALYST ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash Flows from Operating Activities:
Net loss	$(77,558)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid through IPO Promissory Note – related party	54,950
Changes in operating assets and liabilities:
Prepaid expenses	1,858
Accrued expenses	20,750
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$94,981
Deferred offering costs paid through IPO Promissory Note – related party	$39,050
Prepaid expenses paid through IPO Promissory Note – related party	$3,716
Conversion of advances from related party into IPO Promissory Note – related party	$55,818
Reclassification of share subscription receivable into current assets	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 1 — Organization and Business Operations

Catalyst Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 22, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 22, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Following the Initial Public Offering, the Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Catalyst Sponsor LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2026 (File No. 333-297309), was declared effective on July 27, 2026 (as amended, the “IPO Registration Statement”). On July 29, 2026, the Company consummated the initial public offering of 20,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $200,000,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (collectively, the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one seventh (1/7) of one Class A Ordinary Share upon the consummation of an initial Business Combination (collectively, the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 270,000 units (the “Private Placement Units” and together with the Public Units, the “Units”), to the Sponsor at a price of $10.00 per Private Placement Unit, or $2,700,000 (the “Private Placement”), which is described in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share (collectively, the “Private Placement Shares”) and one right to receive one seventh (1/7) of a Class A Ordinary Share upon the consummation of an initial Business Combination (collectively, the “Private Placement Rights” and together with the Public Rights, the “Rights”).

The Company granted Santander US Capital Markets LLC, the underwriter of the Initial Public Offering (the “Underwriter”), a 45-day option to purchase up to an additional 3,000,000 units (the “Option Units”) at the Initial Public Offering price to cover over-allotments (the “Over-Allotment Option”), if any. On August 4, 2026, the Company closed the issuance and sale of 1,150,000 Option Units in connection with the Underwriter’s partial exercise of the Over-Allotment Option. The Option Units were sold at a price of $10.00 per Option Unit, generating gross proceeds to the Company of $11,500,000. A total of $11,500,000 of the proceeds from the sale of the Option Units was deposited in the Trust Account, bringing the aggregate proceeds from the Initial Public Offering and Private Placement deposited in the Trust Account to $211,500,000.

Transaction costs amounted to $7,123,910, consisting of $250,000 of cash underwriting fee, the Deferred Fee (as defined in Note 6) of $6,345,000, and $528,910 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. The Company’s board of directors (the “Board) will make the determination as to the fair market value of the initial Business Combination. If the Board is not able to independently determine the fair market value of the initial Business Combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. There is no assurance that the Company will be able to successfully effect a Business Combination.

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Following the closing of the Initial Public Offering on July 29, 2026, and the partial exercise of the Over-Allotment Option on August 4, 2026, an amount of $211,500,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and partial exercise of the Over-Allotment Option was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account are initially to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering, partial exercise of the Over-Allotment Option and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by July 28, 2028, or such (x) earlier liquidation date as the Board may approve or (y) such later date as the Company’s shareholders may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The per share amount in the Trust Account as of July 29, 2026 was $10.00 per Public Share.

The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated May 12, 2026 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide any assurance that the Sponsor will be able to satisfy those obligations.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) the Company’s Current Report on Form 8-K, as filed with the SEC on August 4, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Liquidity and Capital Resources

The Company’s liquidity needs through June 30, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares and (ii) a loan from the Sponsor pursuant to the IPO Promissory Note (as defined in Note 5). As of June 30, 2026, the Company had no cash and a working capital deficit of $260,122.

Subsequent to the period covered by this this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Report”), on July 29, 2026, the Company consummated the Initial Public Offering of 20,000,000 Public Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 270,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in the Private Placement to the Sponsor, generating gross proceeds of $2,700,000. As a result of the Initial Public Offering, as of July 29, 2026, the Company had cash of $1,749,570 and working capital of $1,518,307 after depositing $200,000,000 into the Trust Account. On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option and sold at an offering price of $10.00 per Option Unit, generating additional gross proceeds to the Company of $11,500,000, bringing the total amount deposited in Trust Account to $211,500,000 (see Note 9).

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the accompanying unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” subsequent to the period covered by this Report, the Company has completed its Initial Public Offering, at which time the capital in excess of the funds deposited in Trust Account and used to fund offering expenses is released to the Company for general capital purposes. The Company does not currently believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the duration of the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and no cash equivalents as of June 30, 2026 and December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights included in the Public Units were accounted for under equity treatment.

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share of the Company, par value $0.0001 per share (collectively, the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) is computed by dividing net loss by the weighted average number of Class B Ordinary Shares outstanding during the period, excluding Class B Ordinary Shares subject to forfeiture. Weighted average shares were reduced by the effect of an aggregate of 750,000 Class B Ordinary Shares that are subject to forfeiture if the Over-Allotment Option is not fully exercised by the Underwriter (see Note 5). For the three and six months ended June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Class B Ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per Class B Ordinary Share is the same as basic loss per Class B Ordinary Share for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the financial instrument could be required within 12 months of the accompanying condensed balance sheets date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the contingently redeemable Public Shares and is accounted for as a liability pursuant to FASB ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” since the Underwriter did not exercise its Over-Allotment Option at the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, no Over-Allotment Option liability was recognized.

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (e.g., the occurrence of Initial Public Offering or Initial Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering on July 29, 2026, the Company sold 20,000,000 Public Units at a purchase price of $10.00 per Public Unit. The Company granted the Underwriter a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 Option Units to cover over-allotments, if any (see Note 6). On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option and sold at an offering price of $10.00 per Option Unit (see Note 9). Each Public Unit consists of one Public Share and one Public Right, which entitles the holder thereof to receive one seventh (1/7) of one Class A Ordinary Share upon the consummation of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 270,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in the Private Placement to the Sponsor, generating gross proceeds of $2,700,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which entitles the holder thereof to receive one seventh (1/7) of one Class A Ordinary Share upon the consummation of an initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

As of December 31, 2025, there was one Class B Ordinary Share issued and outstanding, which was subsequently surrendered by the Sponsor for no consideration on January 7, 2026. On January 7, 2026, the Company issued 8,625,000 Class B Ordinary Shares to the Sponsor for an aggregate purchase price of $25,000 (such shares, (the Founder Shares”). As of June 30, 2026, the payment due to the Company is recorded as share subscription receivable. On June 26, 2026, the Sponsor surrendered, for no consideration, 2,875,000 Founder Shares, which were simultaneously cancelled by the Company, resulting in the Sponsor holding 5,750,000 Class B Ordinary Shares, at approximately $0.004 per share. All share and per share data has been retrospectively presented. The Founder Shares include an aggregate of up to 750,000 shares that may be surrendered by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option is exercised. On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option. As a result, 287,500 Founder Shares are no longer subject to forfeiture and 462,500 Founder Shares remain subject to forfeiture (see Note 9).

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

On July 6, 2026, the Sponsor granted membership interests equivalent to an aggregate of 30,000 Founder Shares to the Company directors in exchange for their services as directors of the Company, subject to forfeiture in the event the director is terminated prior to the consummation of the Company’s initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 Founder Shares represented by such membership interests assigned to the holders of such interests on July 6, 2026 was $23,700 or $0.79 per share. The Company established the initial fair value of the Founder Shares on July 6, 2026, the date the assignment was granted, using a calculation prepared by a third-party valuation team, which takes into consideration the implied Class A Ordinary Share price of $9.89 multiplied by the probability of a Business Combination and instrument-specific market adjustment of 8.0%. The Founder Shares assigned are subject to forfeiture by the Sponsor in the event the director resigns or ceases to serve as director the Company prior to the consummation of the initial Business Combination. Share-based compensation would be recognized when the forfeiture clause has been lifted (i.e. upon consummation of a Business Combination), in an amount equal to the number of Founder Shares transferred times the grant date fair value per share (unless subsequently modified) less the amount initially received for the shares, if any. As of June 30, 2026, no compensation expense had been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have agreed, pursuant to the Letter Agreement, to certain restrictions on their transfer, redemption and voting rights for the Founder Shares (see Note 1); (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one- for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles; and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors and (y) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Pursuant to the Letter Agreement, holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s holders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note – Related Party

On January 7, 2026, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2026 or the closing of the Initial Public Offering. As of June 30, 2026, the Company had borrowed $153,534 under the IPO Promissory Note. On July 29, 2026, the Company repaid the total outstanding balance of the IPO promissory Note amounting to $153,534. Borrowings under the IPO Promissory Note are no longer available (see Note 9).

Advances from Related Party

As of June 30, 2026 and December 31, 2025, the Company owes a related party an aggregate amount of $7,200 and $63,018, respectively, for expenses paid on its behalf, which is included in advances from related party on the accompanying balance sheets.

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on July 27, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or its affiliate an aggregate of up to $15,000 per month for office space, secretarial and administrative support services (the “Administrative Services Agreement”. As of June 30, 2026, no amounts were incurred under the Administrative Services Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of June 30, 2026.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units (and their component securities) and units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (iv) any Class A Ordinary Shares held at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination by the holders of the Founder Shares prior to the Initial Public Offering, are entitled to registration rights pursuant to the Registration Rights Agreement, dated July 27, 2026.The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriter has a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option; the unexercised option remains open (see Note 9).

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Underwriter was paid a commission of $250,000 upon the closing of the Initial Public Offering. Additionally, the Underwriter was entitled to a deferred underwriting discount of $0.30 per Unit or $6,345,000 in the aggregate (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full) (the “Deferred Fee”). The Deferred Fee will not be payable with respect to any Public Shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of Management to any one or more Financial Industry Regulatory Authority (“FINRA”) members, which may or may not include the Underwriter. The Deferred Fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination, pursuant to the terms of the Underwriting Agreement, dated July 27, 2026, by and between the Company and the Underwriter (the “Underwriting Agreement”).

Advisory Fee

In addition to the Underwriting Agreement, in connection with the Initial Public Offering, the Company entered into an agreement with the Underwriter in which the Underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering, or $6,345,000 in the aggregate (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full), upon and subject to the closing of the initial Business Combination (the “Advisory Agreement”). As of June 30, 2026, no amounts were incurred under the Advisory Agreement.

Note 7 — Shareholder’s Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026, there were 5,750,000 Class B Ordinary Shares issued and outstanding, of which an aggregate of up to 750,000 Class B Ordinary Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option is exercised within the 45-day period following the closing of the Initial Public Offering. On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option. As a result, 287,500 Founder Shares are no longer subject to forfeiture, and 462,500 Founder Shares remain subject to forfeiture (see Note 9).

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Units), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement-equivalent shares issued to the Sponsor or any of its affiliates or to our officers or directors upon conversion of Working Capital Loans). Such adjustment may result in material dilution to our Public Shareholders.

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time, or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one seventh (1/7) of one Class A Ordinary Share upon consummation of the initial Business Combination, even if the holder of a Public Right redeems all Class A Ordinary Shares held by him, her or it in connection with the initial Business Combination or an amendment to our Amended and Restated Articles with respect to our pre-initial Business Combination activities. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one seventh (1/7) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her or its additional Class A Ordinary Shares upon consummation of an initial Business Combination. The Class A Ordinary Shares issuable upon conversion of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same consideration per Class A Ordinary Share the holders of the Class A Ordinary Shares will receive in the transaction on an as-converted into Class A Ordinary Shares basis.

The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold Rights in multiples of seven (7) in order to receive Class A Ordinary Shares for all of their Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to cash settle the rights. Accordingly, the Rights may expire worthless.

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by a company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

CATALYST ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Deferred offering costs	$182,046	$48,015

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$33,679	$77,558

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the Company, as reported in the accompanying condensed balance sheets, to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On July 6, 2026, the Sponsor granted membership interests equivalent to an aggregate of 30,000 Founder Shares to the Company directors in exchange for their services as directors of the Company, subject to forfeiture in the event the director is terminated prior to the consummation of the Company’s initial Business Combination.

On July 13, 2026, the Company received the payment for the issuance of Founder Shares from the Sponsor.

The Company entered into the Administrative Services Agreement with the Sponsor, commencing on July 27, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or its affiliate an aggregate of up to $15,000 per month for office space, secretarial and administrative support services.

The IPO Registration Statement was declared effective on July 27, 2026. On July 29, 2026, the Company consummated the Initial Public Offering of 20,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 270,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in the Private Placement to the Sponsor, generating gross proceeds of $2,700,000. As a result of the Initial Public Offering, $200,000,000 was deposited into the Trust Account. On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option and sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $11,500,000, bringing the total amount deposited in Trust Account to $211,500,000.

As a result of the partial exercise of the Over-Allotment Option by the Underwriter on August 4, 2026, 287,500 Founder Shares are no longer subject to forfeiture and 462,500 Founder Shares remain subject to forfeiture.

The Underwriter was paid a commission of $250,000 upon the closing of the Initial Public Offering. Additionally, the Underwriter is entitled to the Deferred Fee of $0.30 per Unit or $6,345,000 in the aggregate (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full). Such Deferred Fee will not be payable with respect to any shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of Management to any one or more FINRA members, which may or may not include the Underwriter in the Initial Public Offering. The Deferred Fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

On July 29, 2026, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $153,534. Borrowings under the IPO Promissory Note are no longer available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on October 22, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Catalyst Sponsor LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on opportunities in traditional and digital media sectors including, but not limited to, video game companies, mobile gaming, publishers, studios, and media platforms. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on July 27, 2026. On July 29, 2026, we consummated our Initial Public Offering of 20,000,000 Public Units. Each Public Unit consists of one Public Share and one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $200,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 270,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,700,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

On August 4, 2026, pursuant to the partial exercise of the Over-Allotment Option, the Underwriter purchased an additional 1,150,000 Option Units. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $11,500,000.

Following the closing of the Initial Public Offering and Private Placement, as well as the partial exercise of the Over-Allotment Option, the amount of $211,500,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until July 29, 2028 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

On July 6, 2026, the Sponsor granted membership interests equivalent to an aggregate of 30,000 Founder Shares to our directors in exchange for their services as our directors, subject to forfeiture in the event the director is terminated prior to the consummation of the initial Business Combination.

We entered into the Administrative Services Agreement with the Sponsor, commencing on July 27, 2026 through the earlier of our consummation of a Business Combination or liquidation, to pay the Sponsor or its affiliate an aggregate of up to $15,000 per month for office space, secretarial and administrative support services.

The IPO Registration Statement was declared effective on July 27, 2026. On July 29, 2026, we consummated the Initial Public Offering of 20,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 270,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in the Private Placement to the Sponsor, generating gross proceeds of $2,700,000. As a result of the Initial Public Offering, $200,000,000 was deposited into the Trust Account. On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option and sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $11,500,000, bringing the total amount deposited in Trust Account to $211,500,000.

As a result of the partial exercise of the Over-Allotment Option by the Underwriter on August 4, 2026, 287,500 Founder Shares are no longer subject to forfeiture and 462,500 Founder Shares remain subject to forfeiture.

The Underwriter was paid a commission of $250,000 upon the closing of the Initial Public Offering. Additionally, the Underwriter is entitled to the Deferred Fee of $0.30 per Unit or $6,345,000 in the aggregate (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full). Such Deferred Fee will not be payable with respect to any shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of Management to any one or more FINRA members, which may or may not include the Underwriter in the Initial Public Offering. The Deferred Fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event we complete our Initial Business Combination.

On July 29, 2026, we repaid the total outstanding balance of the IPO Promissory Note amounting to $153,534. Borrowings under the IPO Promissory Note are no longer available.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since October 22, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had a net loss of $33,679 and 77,558, respectively, which consisted of general and administrative expenses.

Liquidity and Capital Resources

Our liquidity needs through June 30, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, and subsequent to the quarterly period covered by this Report, our liquidity needs through July 29, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account. As of June 30, 2026, we had no cash and a working capital deficit of $260,122.

Subsequent to the quarterly period covered by this Report, following the Initial Public Offering, the partial exercise of the Over-Allotment Option and the Private Placement, a total of $211,500,000 was placed in the Trust Account. We incurred fees of $7,123,910 in the Initial Public Offering, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,345,000, and $528,910 of other offering costs.

We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the accompanying unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” subsequent to the period covered by this Report, the Company has completed its Initial Public Offering, at which time the capital in excess of the funds deposited in Trust Account and used to fund offering expenses is released to the Company for general capital purposes. The Company does not currently believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the duration of the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2026 or the completion of our Initial Public Offering. As of June 30, 2026, we had borrowed $153,534 under the IPO Promissory Note, which was fully repaid upon the consummation of our Initial Public Offering on July 29, 2026. No additional borrowing is available under the IPO Promissory Note.

Advances from Related Party

As of June 30, 2026 and December 31, 2025, we owed a related party an aggregate amount of $7,200 and $63,018, respectively, for expenses paid on its behalf, which is included in advances from related party on the condensed balance sheets of the financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on July 27, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor up to $15,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. As of June 30, 2026, the Administrative Services Agreement had not been executed and no amounts were incurred.

Underwriting Agreement

We granted the Underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. he Underwriter did not exercise its Over-Allotment Option at the closing of the Initial Public Offering on July 29, 2026. On August 4, 2026, 1,150,000 Option Units were issued pursuant to the Underwriter’s partial exercise of its Over-Allotment Option; the unexercised option remains open.

The Underwriter was paid a commission of $250,000 upon the closing of the Initial Public Offering. Additionally, the Underwriter was entitled to the Deferred Fee of $0.30 per Unit or $6,345,000 in the aggregate (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full). The Deferred Fee will not be payable with respect to any Public Shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of Management to any one or more FINRA members, which may or may not include the Underwriter. The Deferred Fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event we complete our Initial Business Combination.

As of June 30, 2026, the Underwriting Agreement had not been executed.

Advisory Fee

In addition to the Underwriting Agreement, in connection with the Initial Public Offering, we entered into an agreement with the Underwriter in which the Underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering, or $6,345,000 in the aggregate (or up to $6,900,000 in the aggregate if the Over-Allotment Option is exercised in full), upon and subject to the closing of the initial Business Combination. As of June 30, 2026, no amounts were incurred under such agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of June 30, 2026, the Registration Rights Agreement had not been executed.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights shall be subject to transfer restriction for 180 days following the effective date of the Underwriting Agreement.

As of June 30, 2026, the Letter Agreement had not been executed.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before July 29, 2028, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by July 27, 2029. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on July 27, 2026 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until July 29, 2028 to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to July 27, 2029 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, subsequent to the quarterly period covered by this Report and simultaneously with the closing of the Initial Public Offering, we completed the sale of an aggregate of 270,000 Units Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, pursuant to the Private Placement Units Purchase Agreement, generating gross proceeds to us of $2,700,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report.

On July 29, 2026, subsequent to the quarterly period covered by this Report, we consummated our Initial Public Offering of 20,000,000 Public Units. Each Public Unit consists of one Public Share and one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $200,000,000. Santander US Capital Markets LLC acted as sole book-running manager and Underwriter of the Initial Public Offering.

On July 29, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 270,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,700,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

On August 4, 2026, pursuant to the partial exercise of the Over-Allotment Option, the Underwriter purchased an additional 1,150,000 Option Units. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $11,500,000.

Following the closing of the Initial Public Offering and Private Placement on July 29, 2026, and the partial exercise of the Over-Allotment Option on August 4, 2026, a total of $211,500,000 (which amount includes $6,345,000 of the Deferred Fee) was placed in a U.S.-based Trust Account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described elsewhere in this Report. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2026	Catalyst Acquisition Corp.

	By:	/s/ Steven P. Beeks
	Name:	Steven P. Beeks
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: September 10, 2026

	By:	/s/ Nicolas A. van Dyk
	Name:	Nicolas A. van Dyk
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: September 10, 2026	By:	/s/ Craig A. Elson
	Name:	Craig A. Elson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)